Form 10-K/A
period 2018-12-31
Morgan Stanley Capital I Trust 2016-UBS9
filed 2019-10-30
CIK 1664682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K/A

(Amendment No. 1)

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

  Not applicable.

EXPLANATORY NOTES

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the Securities and Exchange Commission on March 29, 2019 (the “Original Form 10-K”), is to (i) file a revised assessment of compliance with the servicing criteria for asset-backed securities with respect to Rialto Capital Advisors, LLC (replacing the document previously filed as Exhibits 33.21, 33.25 and 33.26 to the Original Form 10-K) and (ii) replace the attestation report of NDNB Assurance LLP on Rialto Capital Advisors, LLC’s assessment of compliance with the servicing criteria for asset-backed securities with the attestation report of Deloitte & Touche LLP, dated October 18, 2019, on Rialto Capital Advisors, LLC’s assessment of compliance with the servicing criteria for asset-backed securities (replacing the document previously filed as Exhibits 34.21, 34.25 and 34.26 to the Original Form 10-K). No other changes have been made to the Original Form 10‑K.  This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Original Form 10-K.

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

Date: October 30, 2019